Form 10-Q
period 1995-04-30
FUTURE FUND II
filed 1995-06-09
CIK 354993

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 1995

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________to_______________
Commission file number 0-10604


                                THE FUTURE FUND II
             (Exact name of registrant as specified in its charter)

Illinois                                                        # 36-3148138
(State or other jurisdiction of                                (I.R.S. Employer
incorporation or organization)                               Identification No.)

c/o Heinold Asset Management, Inc.
One Financial Place
440 S. LaSalle - 20th Floor
Chicago, Illinois
(Address of principal executive offices)

60605
(Zip Code)

(312) 663-7900
(Registrant's telephone number, including area code)

Same
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes X     No

                         PART I. FINANCIAL INFORMATION

                          ITEM I. FINANCIAL STATEMENTS

                               THE FUTURE FUND II
                       (An Illinois Limited Partnership)

                       STATEMENTS OF FINANCIAL CONDITION

                                                               APRIL 30, 1995      OCTOBER 31,
ASSETS:                                                         (UNAUDITED)            1994
                                                              ----------------    --------------
  CASH                                                       $              0    $        5,630
  EQUITY IN FUTURES TRADING ACCOUNTS:

    UNITED STATES TREASURY SECURITIES, AT
     COST PLUS ACCRUED INTEREST WHICH
     APPROXIMATES MARKET                                            3,493,370         4,134,508
    NET UNREALIZED TRADING GAINS (LOSSES) ON
     OPEN FUTURES CONTRACTS                                           155,901            90,754
    AMOUNT DUE FROM (TO) BROKER                                        71,443           146,441
                                                              ---------------     -------------
                                                                    3,720,714         4,371,703
                                                              ---------------     -------------
                                                             $      3,720,714    $    4,377,333
                                                              ===============     =============
LIABILITIES & PARTNERS' CAPITAL:

  ACCRUED BROKERAGE COMMISSIONS PAYABLE                      $         21,110    $       34,079
  MANAGEMENT FEE                                                        6,125                 0
  ACCRUED PROFIT SHARE                                                  4,615                 0
  OTHER ACCRUED EXPENSES                                                4,629            10,897
  REDEMPTION PAYABLE                                                   92,958            86,886
                                                              ---------------     -------------
     TOTAL LIABILITIES                                                129,437           131,862
                                                              ---------------     -------------
PARTNERS' CAPITAL:

  GENERAL PARTNER, 29 UNIT
    EQUIVALENTS OUTSTANDING AT APRIL 30, 1995                          44,930            49,406
    AND OCTOBER 31, 1994, RESPECTIVELY
  LIMITED PARTNERS, 2,289 AND 2,463 UNITS
    OUTSTANDING AT APRIL 30, 1995
    AND OCTOBER 31, 1994, RESPECTIVELY                              3,546,347         4,196,065
                                                              ---------------     -------------
       TOTAL PARTNERS' CAPITAL                                      3,591,277         4,245,471
                                                              ---------------     -------------
                                                             $      3,720,714    $    4,377,333
                                                              ================    =============

NET ASSET VALUE PER OUTSTANDING UNIT OF
  PARTNERSHIP INTEREST                                       $       1,549.30    $     1,703.64
                                                              ===============     =============

                     THE ACCOMPANYING NOTES ARE AN INTEGRAL
                       PART OF THE FINANCIAL STATEMENTS.
                                      -2-

                               THE FUTURE FUND II
                       (An Illinois Limited Partnership)

                        STATEMENTS OF PARTNERS' CAPITAL

              FOR THE SIX MONTHS ENDED APRIL 30, 1995 (UNAUDITED)





                                                                       LIMITED          GENERAL
                                                                       PARTNERS         PARTNERS          TOTAL
                                                                    --------------   --------------   --------------
FUND EQUITY AT OCTOBER 31, 1994                                      $  4,196,065   $       49,406   $    4,245,471
(2,463 LIMITED PARTNERSHIP UNITS)

REDEMPTION OF 174 LIMITED
 PARTNERSHIP UNITS                                                       (282,027)                         (282,027)

NET (LOSS) IN FUND EQUITY
  FROM OPERATIONS                                                        (367,691)          (4,476)        (372,167)
                                                                     ------------    -------------    -------------
FUND EQUITY AT APRIL 30, 1995                                        $  3,546,347   $       44,930   $    3,591,277
(2,289 LIMITED PARTNERSHIP UNITS)                                    ============    =============    =============




NET ASSET VALUE PER UNIT AT
  APRIL 30, 1995:                                                                                    $     1,549.30
                                                                                                      =============





                     THE ACCOMPANYING NOTES ARE AN INTEGRAL
                       PART OF THE FINANCIAL STATEMENTS.
                                      -3-

                               THE FUTURE FUND II
                       (An Illinois Limited Partnership)

                            STATEMENTS OF OPERATIONS

          FOR THE SIX MONTHS ENDED APRIL 30, 1995 AND 1994 (UNAUDITED)

REVENUES:                                                           1995               1994
                                                              ----------------    --------------
  NET REALIZED TRADING GAINS (LOSSES) ON CLOSED
    FUTURES CONTRACTS                                        $       (362,150)   $     (769,505)
  INCREASE (DECREASE) IN NET UNREALIZED
    APPRECIATION ON OPEN FUTURES CONTRACTS                             65,147           (81,805)
  INTEREST INCOME                                                     106,929            78,138
                                                              ---------------     -------------
                                                                     (190,074)         (773,172)
                                                              ---------------     -------------
EXPENSES:

  BROKERAGE COMMISSIONS                                               141,512           255,129
  MANAGEMENT FEES                                                      30,435                 0
  PROFIT SHARE                                                          4,802                 0
  OTHER ADMINISTRATIVE EXPENSES                                         5,344            12,936
                                                              ---------------     -------------
                                                                      182,093           268,065
                                                              ---------------     -------------
NET INCOME (LOSS)                                            $       (372,167)   $   (1,041,237)
                                                              ===============     =============

NET GAIN (LOSS) ALLOCATED TO
    GENERAL PARTNER                                          $         (4,476)   $      (14,981)
                                                              ===============     =============

NET GAIN (LOSS) ALLOCATED TO
    LIMITED PARTNERS                                         $       (367,691)   $   (1,026,256)
                                                              ===============     =============

INCREASE (DECREASE) IN NET ASSET VALUE FOR A
    UNIT OUTSTANDING THROUGHOUT EACH PERIOD                  $        (154.34)   $      (374.51)
                                                              ===============     =============




                     THE ACCOMPANYING NOTES ARE AN INTEGRAL
                       PART OF THE FINANCIAL STATEMENTS.

                               THE FUTURE FUND II
                       (An Illinois Limited Partnership)

                            STATEMENTS OF OPERATIONS

         FOR THE THREE MONTHS ENDED APRIL 30, 1995 AND 1994 (UNAUDITED)

REVENUES:                                                1995                              1994
                                                    ---------------                   ---------------
  NET REALIZED TRADING GAINS (LOSSES) ON CLOSED
    FUTURES CONTRACTS                              $      (233,633)                  $      (403,080)
  INCREASE (DECREASE) IN NET UNREALIZED
    APPRECIATION ON OPEN FUTURES CONTRACTS                  39,619                          (118,521)
  INTEREST INCOME                                           60,305                            35,378
                                                    ---------------                   ---------------
                                                          (133,709)                         (486,223)
                                                    ---------------                   ---------------

EXPENSES:
  BROKERAGE COMMISSIONS                                     59,590                           118,080
  MANAGEMENT FEES                                           17,055                                 0
  PROFIT SHARE                                               4,802                                 0
  OTHER ADMINISTRATIVE EXPENSES                              3,744                             5,800
                                                    ---------------                   ---------------
                                                            85,191                           123,880
                                                    ---------------                   ---------------
NET INCOME (LOSS)                                  $      (218,900)                  $      (610,103)
                                                    ===============                   ===============

NET GAIN (LOSS) ALLOCATED TO
    GENERAL PARTNER                                $        (2,669)                  $        (8,867)
                                                    ===============                   ===============

NET GAIN (LOSS) ALLOCATED TO
    LIMITED PARTNERS                               $      (216,231)                  $      (601,236)
                                                    ===============                   ===============

INCREASE (DECREASE) IN NET ASSET VALUE FOR A
    UNIT OUTSTANDING THROUGHOUT EACH PERIOD        $        (92.05)                  $       (221.67)
                                                    ===============                   ===============





                     THE ACCOMPANYING NOTES ARE AN INTEGRAL
                       PART OF THE FINANCIAL STATEMENTS.
                                      -5-

                               THE FUTURE FUND II
                       (An Illinois Limited Partnership)

                            STATEMENTS OF CASH FLOWS

         FOR THE SIX MONTHS ENDED APRIL 30, 1995 AND 1994 (UNAUDITED)


                                                                                            1995             1994
CASH FLOWS FROM OPERATING ACTIVITIES:                                                  ---------------  ---------------

  NET INCOME (LOSS)                                                                    $     (372,167)      (1,041,237)
  ADJUSTMENTS TO RECONCILE NET INCOME (LOSS)
   TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
  (INCREASE) DECREASE IN EQUITY IN FUTURES
    TRADING ACCOUNT                                                                           650,989        1,322,706
  INCREASE (DECREASE) IN ACCRUED EXPENSES                                                      (2,425)         (39,806)
                                                                                       --------------   --------------
    NET CASH PROVIDED BY OPERATING ACTIVITIES                                                 276,397          241,663



  REDEMPTION OF LIMITED PARTNERSHIP UNITS                                                     282,027          241,663
                                                                                       --------------   --------------
NET CHANGE IN CASH                                                                             (5,630)               0

CASH - BEGINNING OF YEAR                                                                        5,630            5,630
                                                                                       --------------   --------------
CASH - END OF YEAR                                                                     $            0            5,630
                                                                                       ==============   ==============





                    THE ACCOMPANYING NOTES ARE AN INTEGRAL
                       PART OF THE FINANCIAL STATEMENTS
                                      -6-

                               THE FUTURE FUND II

                       (An Illinois Limited Partnership)


                    NOTES TO FORM 10-Q FINANCIAL STATEMENTS


1. The financial information included herein, other than the condensed Statement of Financial Condition as of October 31, 1994, has been prepared by management without audit by Independent Certified Public Accountants. The condensed Statement of Financial Condition as of April 30, 1995 has been derived from the audited financial statements as of October 31, 1994. The interim financial statements do not include all the disclosures contained in the annual financial statements. The information furnished includes all adjustments which are, in the opinion of management, necessary for a fair statement of results for the interim periods. The results of operations as presented, however, should not be considered indicative of the results to be expected for the entire year.

                               THE FUTURE FUND II
                       (An Illinois Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS, Continued

ITEM 2,  Management's Discussion and Analysis of Financial
         Condition and Operating Results for the six months ended April 30, 1995.

                                               April 30, 1995   October 31, 1994
Ending Equity  (Note A)                           $3,591,277       $4,245,471

NOTE A:

     Ending equity at April 30, 1995 is lower than ending equity at October 31, 1994 due to the redemption of limited partnership units and unprofitable trading during the period.

                                           Six months ended    Six months ended
                                            April 30, 1995      April 30, 1994
Net unrealized trading
gains (losses) on
open futures contracts                         $65,147             $(81,805)
(Note B)

Note B:

     Net unrealized trading gains (losses) on open futures contracts for the six months ended April 30, 1995 is higher than net unrealized trading gains (losses) on open futures contracts for the six months ended April 30, 1994 due to more profitable trading during the period.

                                          Three months ended  Three months ended
                                             April 30, 1995       April 30, 1994
Net unrealized trading
gains (losses) on
open futures contracts
(Note C)                                         $39,619            $(118,521)

Note C:

     Net unrealized trading gains (losses) on open futures contracts for the three months ended April 30, 1995 is higher than net unrealized trading gains (losses) on open futures contracts for the three months ended April 30, 1994 due to more profitable trading during the period.

                                    EXHIBITS



None

                                    PART II

None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                THE FUTURE FUND II
                                  (Registrant)

                                              By  Heinold Asset Management, Inc.
                                                  (General Partner)



                                              By
                                                  Robert Ledvora
                                                  Executive Vice President
                                                  and Chief Financial Officer