Form 10-Q
period 1995-07-31
FUTURE FUND II
filed 1995-08-31
CIK 354993

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 1995

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

                                 Yes X     No

                        PART I. FINANCIAL INFORMATION

                          ITEM I. FINANCIAL STATEMENTS

                               THE FUTURE FUND II
                       (An Illinois Limited Partnership)

                       STATEMENTS OF FINANCIAL CONDITION

                                                        JULY 31, 1995       OCTOBER 31,
   ASSETS:                                               (UNAUDITED)           1994
                                                       ---------------    ---------------
     CASH                                             $             0    $         5,630
     EQUITY IN FUTURES TRADING ACCOUNTS:

       UNITED STATES TREASURY SECURITIES, AT
        COST PLUS ACCRUED INTEREST WHICH
        APPROXIMATES MARKET                                 3,191,032          4,134,508
       NET UNREALIZED TRADING GAINS (LOSSES) ON
        OPEN FUTURES CONTRACTS                                 82,030             90,754
       AMOUNT DUE FROM (TO) BROKER                             82,202            146,441
                                                       ---------------    ---------------
                                                            3,355,264          4,371,703
                                                       ---------------    ---------------
                                                      $     3,355,264    $     4,377,333
                                                       ===============    ===============
   LIABILITIES & PARTNERS' CAPITAL:

     ACCRUED BROKERAGE COMMISSIONS PAYABLE            $        19,548    $        34,079
     MANAGEMENT FEE                                             3,800                  0
     ACCRUED PROFIT SHARE                                           0                  0
     OTHER ACCRUED EXPENSES                                     4,102             10,897
     REDEMPTION PAYABLE                                        36,377             86,886
                                                       ---------------    ---------------
        TOTAL LIABILITIES                                      63,827            131,862
                                                       ---------------    ---------------
   PARTNERS' CAPITAL:

     GENERAL PARTNER, 29 UNIT
       EQUIVALENTS OUTSTANDING AT JULY 31, 1995                42,198             49,406
       AND OCTOBER 31, 1994, RESPECTIVELY
     LIMITED PARTNERS, 2,233 AND 2,463 UNITS
       OUTSTANDING AT JULY 31, 1995
       AND OCTOBER 31, 1994, RESPECTIVELY                   3,249,239          4,196,065
                                                       ---------------    ---------------
          TOTAL PARTNERS' CAPITAL                           3,291,437          4,245,471
                                                       ---------------    ---------------
                                                      $     3,355,264    $     4,377,333
                                                       ===============    ===============

   NET ASSET VALUE PER OUTSTANDING UNIT OF
     PARTNERSHIP INTEREST                             $      1,455.10    $      1,703.64
                                                       ===============    ===============

                     THE ACCOMPANYING NOTES ARE AN INTEGRAL
                       PART OF THE FINANCIAL STATEMENTS.
                                      -2-

                               THE FUTURE FUND II
                       (An Illinois Limited Partnership)

                        STATEMENTS OF PARTNERS' CAPITAL

              FOR THE NINE MONTHS ENDED JULY 31, 1995 (UNAUDITED)





                                                  LIMITED          GENERAL
                                                  PARTNERS         PARTNERS          TOTAL
                                               --------------   --------------   --------------
         FUND EQUITY AT OCTOBER 31, 1994      $    4,196,065   $       49,406   $    4,245,471
         (2,463 LIMITED PARTNERSHIP UNITS)

         REDEMPTION OF 230 LIMITED
          PARTNERSHIP UNITS                         (366,145)                         (366,145)

         NET (LOSS) IN FUND EQUITY
           FROM OPERATIONS                          (580,681)          (7,208)        (587,889)
                                               --------------   --------------   --------------
         FUND EQUITY AT JULY 31, 1995         $    3,249,239   $       42,198   $    3,291,437
         (2,233 LIMITED PARTNERSHIP UNITS)     ==============   ==============   ==============


         NET ASSET VALUE PER UNIT AT
           JULY 31, 1995:                                                       $     1,455.10
                                                                                 ==============





                     THE ACCOMPANYING NOTES ARE AN INTEGRAL
                       PART OF THE FINANCIAL STATEMENTS.
                                      -3-

                               THE FUTURE FUND II
                       (An Illinois Limited Partnership)

                            STATEMENTS OF OPERATIONS

          FOR THE NINE MONTHS ENDED JULY 31, 1995 AND 1994 (UNAUDITED)

   REVENUES:                                                1995               1994
                                                       ---------------    ---------------
     NET REALIZED TRADING GAINS (LOSSES) ON CLOSED
       FUTURES CONTRACTS                              $      (472,384)   $      (632,537)
     INCREASE (DECREASE) IN NET UNREALIZED
       APPRECIATION ON OPEN FUTURES CONTRACTS                  (8,725)          (102,421)
     INTEREST INCOME                                          163,197            122,535
                                                       ---------------    ---------------
                                                             (317,912)          (612,423)
                                                       ---------------    ---------------
   EXPENSES:

     BROKERAGE COMMISSIONS                                    203,030            369,878
     MANAGEMENT FEES                                           45,936                  0
     PROFIT SHARE                                               8,167                  0
     OTHER ADMINISTRATIVE EXPENSES                             12,844             17,036
                                                       ---------------    ---------------
                                                              269,977            386,914
                                                       ---------------    ---------------
   NET INCOME (LOSS)                                  $      (587,889)   $      (999,337)
                                                       ===============    ===============

   NET GAIN (LOSS) ALLOCATED TO
       GENERAL PARTNER                                $        (7,208)   $       (14,362)
                                                       ===============    ===============

   NET GAIN (LOSS) ALLOCATED TO
       LIMITED PARTNERS                               $      (580,681)   $      (984,975)
                                                       ===============    ===============

   INCREASE (DECREASE) IN NET ASSET VALUE FOR A
       UNIT OUTSTANDING THROUGHOUT EACH PERIOD        $       (248.54)   $       (359.05)
                                                       ===============    ===============




                     THE ACCOMPANYING NOTES ARE AN INTEGRAL
                       PART OF THE FINANCIAL STATEMENTS.

                              THE FUTURE FUND II
                       (An Illinois Limited Partnership)
                            STATEMENTS OF OPERATIONS
         FOR THE THREE MONTHS ENDED JULY 31, 1995 AND 1994 (UNAUDITED)


  REVENUES:                                                1995               1994
                                                      ---------------    ---------------
    NET REALIZED TRADING GAINS (LOSSES) ON CLOSED
      FUTURES CONTRACTS                              $      (110,234)   $       136,968
    INCREASE (DECREASE) IN NET UNREALIZED
      APPRECIATION ON OPEN FUTURES CONTRACTS                 (73,872)           (20,616)
    INTEREST INCOME                                           56,268             44,397
                                                      ---------------    ---------------
                                                            (127,838)           160,749
                                                      ---------------    ---------------

  EXPENSES:
    BROKERAGE COMMISSIONS                                     61,518            114,749
    MANAGEMENT FEES                                           15,501                  0
    PROFIT SHARE                                               3,365                  0
    OTHER ADMINISTRATIVE EXPENSES                              7,500              4,100
                                                      ---------------    ---------------
                                                              87,884            118,849
                                                      ---------------    ---------------
  NET INCOME (LOSS)                                  $      (215,722)   $        41,900
                                                      ===============    ===============

  NET GAIN (LOSS) ALLOCATED TO
      GENERAL PARTNER                                $        (2,732)   $           619
                                                      ===============    ===============

  NET GAIN (LOSS) ALLOCATED TO
      LIMITED PARTNERS                               $      (212,990)   $        41,281
                                                      ===============    ===============

  INCREASE (DECREASE) IN NET ASSET VALUE FOR A
      UNIT OUTSTANDING THROUGHOUT EACH PERIOD        $        (94.20)   $         15.46
                                                      ===============    ===============






                  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
                          OF THE FINANCIAL STATEMENTS.

                               THE FUTURE FUND II
                       (An Illinois Limited Partnership)

                            STATEMENTS OF CASH FLOWS

          FOR THE NINE MONTHS ENDED JULY 31, 1995 AND 1994 (UNAUDITED)


                                                    1995              1994
CASH FLOWS FROM OPERATING ACTIVITIES:          ---------------   ---------------
  NET INCOME (LOSS)                           $      (587,889)  $      (999,337)
  ADJUSTMENTS TO RECONCILE NET INCOME
   (LOSS) TO NET CASH PROVIDED BY
   OPERATING ACTIVITIES:
  (INCREASE) DECREASE IN EQUITY IN FUTURES
    TRADING ACCOUNT                                 1,016,439         1,452,922
  INCREASE (DECREASE) IN ACCRUED EXPENSES             (68,035)           (3,574)
                                               ---------------   ---------------
    NET CASH PROVIDED BY OPERATING ACTIVITIES         360,515           450,011



  REDEMPTION OF LIMITED PARTNERSHIP UNITS             366,145           450,011
                                               ---------------   ---------------
NET CHANGE IN CASH                                     (5,630)                0

CASH - BEGINNING OF YEAR                                5,630             5,630
                                               ---------------   ---------------
CASH - END OF YEAR                            $             0   $         5,630
                                               ===============   ===============





                     THE ACCOMPANYING NOTES ARE AN INTEGRAL
                       PART OF THE FINANCIAL STATEMENTS.
                                      -6-

                               THE FUTURE FUND II

                       (An Illinois Limited Partnership)


                    NOTES TO FORM 10-Q FINANCIAL STATEMENTS


1. The financial information included herein, other than the condensed Statement of Financial Condition as of October 31, 1994, has been prepared by management without audit by Independent Certified Public Accountants. The condensed Statement of Financial Condition as of July 31, 1995 has been derived from the audited financial statements as of October 31, 1994. The interim financial statements do not include all the disclosures contained in the annual financial statements. The information furnished includes all adjustments which are, in the opinion of management, necessary for a fair statement of results for the interim periods. The results of operations as presented, however, should not be considered indicative of the results to be expected for the entire year.

                               THE FUTURE FUND II

                       (An Illinois Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS, Continued

ITEM 2,  Management's Discussion and Analysis of Financial
         Condition and Operating Results for the nine months ended July 31, 1995.


                             July 31, 1995   October 31, 1994
Ending Equity  (Note A)       $3,291,437      $4,245,471


NOTE A:

     Ending equity at July 31, 1995 is lower than ending equity at October 31, 1994 due to the redemption of limited partnership units and unprofitable trading.

                           Nine months ended     Nine months ended
                            July 31, 1995         July 31, 1994
Net realized trading
gains (losses) on closed
futures contracts
(Note B)                     $(472,384)            $(632,537)

NOTE B:

     Net realized trading gains (losses) on closed futures contracts for the nine months ended July 31, 1995 is higher than net realized trading gains (losses) on closed futures contracts for the nine months ended July 31, 1994 due to more profitable trading during the period.

                           Three months ended  Three months ended
                              July 31, 1995       July 31, 1994

Net realized trading
gains (losses) on closed
futures contracts
(Note C)                       $(110,234)           $136,968

         Net realized trading gains (losses) on closed futures contracts for the three months ended July 31, 1995 is lower than net realized trading gains (losses) on closed futures contracts for the three months ended July 31, 1994 due to less profitable trading during the period.

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