Form 10-K405
period 1995-10-31
FUTURE FUND II
filed 1996-01-29
CIK 354993

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   FORM 10-K

               X      Annual Report Pursuant to Section 13 or 15(d)
              ---    of the Securities Exchange Act of 1934
                                 [Fee Required]

                  For the Fiscal Year Ended:  October 31, 1995

              ---      Transition Report Pursuant to Section 13
               or 15(d) of the Securities Exchange Act of 1934
                               [No Fee Required]

                        Commission File Number:  0-10604

                              THE FUTURE FUND II
        ----------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Illinois                                          36-3148138
-------------------------------                          --------------------
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                           Identification No.)

                       c/o HEINOLD ASSET MANAGEMENT, INC.
                               440 South LaSalle
                                   20th Floor
                            Chicago, Illinois  60605
                    (Address of principal executive offices)

Registrant's telephone number, including area code:
(312) 663-7500

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:
Limited Partnership Units

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes   X                  No
             -----                    -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.    X
                              -----

The registrant is a limited partnership and, accordingly, has no voting stock held by nonaffiliates or otherwise.

                                     PART I

Item 1.   Business.

                 (a)  General development of business.

                 The Future Fund II (the "Partnership") is a limited partnership organized on July 30, 1981 pursuant to a Limited Partnership Agreement (the "Limited Partnership Agreement") and under the Uniform Limited Partnership Act of the State of Illinois. On July 31, 1987, the Partnership elected to be governed under the Illinois Revised Uniform Limited Partnership Act. The Partnership engages in speculative trading of futures and forward contracts.

                 Until November 1, 1988, Heinold Commodities, Inc., a Delaware corporation, was the General Partner of the Partnership and, in that capacity, performed various administrative services for it. On November 1, 1988, in order to effect a consolidation of the commodity pool operations of Geldermann, Inc. ("Geldermann"), Heinold Commodities, Inc.'s commodity pool assets, including its investment in the Partnership, were transferred to Heinold Asset Management, Inc., an affiliate of Heinold Commodities, Inc.

                 Heinold Asset Management, Inc. (the "General Partner"), a Delaware corporation is the General Partner of the Partnership and, in that capacity, performs various administrative services. The General Partner was organized in 1982, to serve as the general partner and pool operator for public and private commodity pools sponsored by Heinold Commodities, Inc. The General Partner is a wholly owned subsidiary of Geldermann, an Illinois corporation. Until December 12, 1994, Geldermann was an independent operating subsidiary of ConAgra, Inc., a Delaware corporation with headquarters in Omaha, Nebraska. On that date, Geldermann was acquired by E. D. & F. Man International Inc. (formerly known as E. D. & F. Man International Futures Inc.), a New York corporation with headquarters in New York, New York. References herein to the "General Partner" refer to Heinold Commodities, Inc. for the period prior to November 1, 1988 and to Heinold Asset Management, Inc. for periods on and after November 1, 1988.

                 Until June 1, 1995, Geldermann acted as the Partnership's futures commission merchant or commodity broker. On that date, E.D. & F. Man International Inc.(the "Commodity Broker") replaced Geldermann as the Partnership's commodity broker. The General Partner and the Commodity Broker perform various services related to the Partnership's trading pursuant to the Partnership's Limited Partnership Agreement and the Partnership's customer agreement with the Commodity Broker. References to the "Commodity Broker" refer to Geldermann, Inc. for the period prior to June 1, 1995 and to E.D. & F. Man International Inc. for the the period on and after June 1, 1995.

                 The General Partner invested $355,000 in the Partnership at the outset of trading. The net asset value of the General Partner's interest in the Partnership, after the redemption of 277 Unit-equivalents for $392,094 on October 1, 1988, 38 Unit-equivalents for $58,105 on

November 1, 1991 and 11 Unit-equivalents for $18,740 on October 31, 1994, was $40,879 as of October 31, 1995.

                 The Partnership's initial trading advisor from the inception of trading until August 1, 1988 had been Millburn Partners, a New Jersey partnership. On August 1, 1988, Millburn Ridgefield Corporation, a Delaware corporation whose sole shareholders consisted of the former partners of Millburn Partners, became the commodity trading advisor for all public commodity pools previously managed by Millburn Partners.

                 Effective January 1, 1990, the General Partner replaced Millburn Ridgefield Corporation as the Partnership's trading advisor with Trendstat Capital Management, Inc. ("Trendstat"). Trendstat traded on behalf of the Partnership until February 28, 1995 when the General Partner terminated the Advisory Agreement. On December 1, 1994, the General Partner allocated a portion of the Partnership's assets to Sabre Fund Management Limited ("Sabre"). On March 10, 1995, the General Partner entered into Advisory Agreements with First October Trading Company, Inc. ("First October"), Gandon Fund Management, Ltd. ("Gandon"), Michael Tym, Jr. ("Tym") and Telesis Management, Inc. ("Telesis"). The Advisory Agreements with Sabre and First October were terminated on June 30, 1995 and September 29, 1995, respectively. On October 31, 1995, the General Partner terminated the Advisory Agreements with Gandon, Telesis and Tym .

                 On November 1, 1995, the General Partner entered into Advisory Agreements with Hyman Beck & Company, Inc. ("HB&Co."), Marathon Capital Growth Partners, L.L.C. ("Marathon"), RXR, Inc. ("RXR") and Willowbridge Associates, Inc. ("Willowbridge"). HB&Co., Marathon, RXR and Willowbridge are collectively referred to herein as the "Trading Advisors."

                  The Trading Advisors receive a quarterly Profit Share equal to 15% of any New Trading Profit (Trendstat received a 12% annual Profit Share prior to December 1, 1994), determined as of the end of each calendar quarter. The Profit Share shall also be paid to the Trading Advisors upon the redemption of Units (any Profit Share accrued in respect of redeemed Units being paid to the Trading Advisors from the redemption price of such Units) and upon termination of the Advisory Agreements as if the date of termination were at year-end.

                 The Trading Advisors receive a monthly management fee at a rate which, when annualized, would equal an annual management fee of 2.0% (Trendstat received 2.4% prior to December 1, 1994) of the Partnership's average month-end Net Assets before deduction for any month-end Profit Share or Profit Share accruals and before deduction for month-end brokerage commissions.

                 Until December 1, 1994, the Partnership paid commodity brokerage commissions at an annual rate of 9.4% of average month-end Net Assets (before all fees and charges, including the management fee referenced in the preceding paragraph, National Futures Assocaiation ("NFA") fees and "give-up" charges). This amount was reduced by 2.4% (to an annual 7%) as of

December 1, 1994 to appropriately reflect that the Partnership and not the Commodity Broker will pay the management fee.

                 The Trading Advisors have advised the Partnership that their respective trading methods are based upon technical or fundamental trend analysis and money management principles, which may be revised from time to time. The objectives of the trading methods is to participate in all significant sustained commodity price moves in the commodities traded by the Partnership.

Regulation

                 Under the Commodity Exchange Act, as amended (the "Act"), commodity exchanges and commodity futures trading are subject to regulation by the Commodity Futures Trading Commission (the "CFTC"). The NFA, a "registered futures association" under the Act, is the only non-exchange self regulatory organization for commodities industry professionals. The CFTC has delegated to the NFA responsibility for the registration of "commodity trading advisors," "commodity pool operators," "futures commission merchants," "introducing brokers" and their respective associated persons and "floor brokers." The Act requires "commodity pool operators," such as the General Partner, "commodity trading advisors," such as the Trading Advisors, and commodity brokers or "futures commission merchants," such as the Commodity Broker, to be registered and to comply with various reporting and record keeping requirements. The General Partner, the Trading Advisors and the Commodity Broker are all members of the NFA. The CFTC may suspend a commodity pool operator's or commodity trading advisor's registration if it finds that its trading practices tend to disrupt orderly market conditions or in certain other situations. In the event that the registration of the General Partner as a commodity pool operator or the Trading Advisors' registration as commodity trading advisors were terminated or suspended, the General Partner and the Trading Advisors, respectively, would be unable to continue to manage the business of the Partnership. Should the General Partner's registration be suspended, termination of the Partnership might result.

                 As members of the NFA, the General Partner, the Trading Advisors, and the Commodity Broker are subject to NFA standards relating to fair trade practices, financial condition and customer protection. As the self-regulatory body of the futures industry, the NFA promulgates rules governing the conduct of professionals and disciplines those professionals which do not comply with such standards.

                 In addition to such registration requirements, the CFTC and certain futures exchanges have established limits on the maximum net long or net short positions which any person may hold or control in particular commodities. The CFTC has adopted a rule requiring all domestic futures exchanges to submit for approval speculative position limits for all futures contracts traded on such exchanges. Many exchanges also limit the changes in futures contract prices that may occur during a single trading day. The Partnership may trade on foreign commodity exchanges which are not subject to regulation by any United States Government agency.

                 (b)  Financial information about industry segments.

                 The Partnership's business constitutes only one segment, speculative trading of futures and forward contracts for financial reporting purposes. The Partnership does not engage in sales of goods or services. The Partnership's revenue, operating profit and total assets for each of the five fiscal years in the period ended October 31, 1995 are set forth under "Item 6. Selected Financial Data."

                 (c)      Narrative description of business.

                          (l)  See Items l(a) and (b) above.

                                  (i)  through (xii) -- not applicable.

                                  (xiii) -- the Partnership has no employees.

                 (d) Financial information about foreign and domestic operations and export sales. The Partnership does not engage in sales of goods or services. See "Item 1(b). Financial information about industry segments."

Item 2.  Properties.

                 The Partnership does not own any properties. Under the terms of the Limited Partnership Agreement, the General Partner performs the following services for the Partnership:

                 (1) Manages the business of the Partnership. Pursuant to this authority, the General Partner has entered into Advisory Agreements with the Trading Advisors (under which the Trading Advisors have complete discretion over the assets allocated to each with respect to determination of the Partnership's trading decisions) and a Customer Agreement with the Commodity Broker (pursuant to which the Commodity Broker executes all trades on behalf of the Partnership based on instructions of the Trading Advisors).

                 (2) Maintains the Partnership's books and records, which Limited Partners or their duly authorized representatives may inspect during normal business hours for any proper purpose upon 10 days' written notice to the General Partner.

                 (3) Furnishes each Limited Partner with a monthly statement describing the performance of the Partnership which sets forth aggregate profit share allocations, brokerage commissions and other expenses incurred or accrued by the Partnership during the month.

                 (4) Forwards annual audited financial statements (including a statement of financial condition and a statement of operations) to each Limited Partner.

                 (5) Provides to each Limited Partner tax information necessary for the preparation of his or her annual federal income tax return.

                 (6) Performs secretarial and other clerical responsibilities and furnishes office space, equipment and supplies as may be necessary for supervising the affairs of the Partnership.

                 (7)  Administers the redemption of Units.

Item 3.  Legal Proceedings.

                 The General Partner is not aware of any pending legal proceedings to which the Partnership is a party or to which any of its property is subject. In addition, there are no pending material proceedings involving the General Partner or the Commodity Broker.

                 In the ordinary course of its business, Geldermann is involved in numerous legal actions, some of which seek substantial damages. In view of the number and diversity of the claims, the number of jurisdictions involved, and the inherent difficulty of predicting the outcome of litigation, Geldermann cannot state what the eventual outcome of these pending claims will be. As a matter of policy, Geldermann vigorously defends civil litigation, reparations or arbitration proceedings pending against it, and in all proceedings currently so pending believes it has defenses which are factually and legally sound. Geldermann is contesting the allegations of each complaint and believes that there are meritorious defenses in most of the lawsuits.

                 Although the CFTC's staff's interpretation that any matter filed by the CFTC against a registrant is, on its face (even though it has not been litigated), material litigation which has to be disclosed, Geldermann takes exception to this. Notwithstanding the preceding, Geldermann herewith discloses a CFTC Enforcement Action titled In the Matter of Thomas Collins, et al., CFTC Docket No. 94-13.

                 The Complaint in this case alleges that Geldermann, in 1986, carried and cleared accounts in joint tenancy for a Mid-America local floor trader and/or ten individuals with whom the floor trader maintained a separate joint account with each of the ten individuals. None of the afore-mentioned persons were ever employees of Geldermann. Geldermann's function was only that of clearing broker. Over a period of approximately four years, at the direction of the account holder(s), Geldermann transferred certain positions amongst and between the accounts. It is those transfers that the CFTC is alleging are non-competitive, fictitious transactions. The CFTC's complaint also alleges that Geldermann failed to properly supervise the employees who accepted the transfer instructions from the account holder(s). Geldermann takes exception to the CFTC's allegation and is vigorously defending this litigation. Neither the Trading Advisors nor the Partnership have any connection with this litigation.

Item 4.  Submission of Matters to a Vote
         of Security Holders.

                 None.

                                    PART II

Item 5.  Market for the Registrant's Common Equity and
         Related Stockholder Matters.

                 (a) Market Information. There is no trading market for the Units, and none is likely to develop. The Units are transferable only after written notice has been given to and approved by the General Partner. Units may be and have been redeemed upon 10 days' notice at their Net Asset Value as of the end of any month, as provided in the Limited Partnership Agreement. In the event that all Units for which redemption is requested cannot be redeemed as of any redemption date, Units of Limited Partners will be redeemed in the order that requests for redemption have been received by the General Partner.

                 (b) Holders. As of November 1, 1995, there were 296 holders of Units.

                 (c) Dividends. No distributions or dividends have been made on the Units and the General Partner has no present intention to make any.

Item 6.  Selected Financial Data.

                 The following is a summary of operations of the Partnership for each of the five fiscal years in the period ended October 31, 1995.

                            Fiscal          Fiscal              Fiscal                 Fiscal               Fiscal
                          Year Ended      Year Ended          Year Ended             Year Ended           Year Ended
                          October 31,     October 31,         October 31,            October 31,          October 31,
                             1995            1994                1993                   1992                 1991
Net gain (loss)
  on trading of
  futures and
  forward contracts     $ (539,516)    $  (954,979)          $1,545,559             $1,502,236          $  (976,286)
Interest income            192,864         170,686              177,205                243,036              405,117
                        ----------     -----------           ----------             ----------          -----------
 Total income             (346,652)       (784,293)           1,722,764              1,745,272             (571,169)
                        ----------     -----------           ----------             ----------          -----------

Brokerage commissions      251,724         473,733              571,875                585,545              625,102
Management fees             56,467               0                    0                      0                    0
Profit share                10,323               0                    0                115,561              (44,649)
 Other administrative
  expenses                  20,843          21,517               32,230                 29,314               31,929
                        ----------     -----------           ----------             ----------          -----------

Total expenses             339,357         495,250              604,105                730,420              612,382
                        ----------     -----------           ----------             ----------          -----------


Net income (loss)       $ (686,009)    $(1,279,543)          $1,118,659             $1,014,852          $(1,183,551)
                        ===========    ============          ==========             ==========          ============

Net income (loss)
  allocated to
  General Partner       $   (8,527)    $   (18,726)          $   14,935             $   10,773          $   (22,296)
                        ===========    ============          ==========             ==========          ===========

Net income (loss)
  allocated to
  limited partners      $ (677,482)    $(1,260,817)          $1,103,724             $1,004,079          $(1,161,255)
                        ===========    ============          ==========             ==========          ===========

Increase (decrease)
  in Net Asset Value
  for a Unit Outstand-
  ing throughout each
  year                  $  (294.01)    $   (486.16)          $   373.38             $   269.34          $   (285.86)
                        ==========     ============          ==========             ==========          ===========

Total assets            $3,102,890     $ 4,377,333           $6,255,140             $5,850,047          $ 5,936,595
                        ==========     ===========           ==========             ==========          ===========

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

                 Reference is made to "Item 6. Selected Financial Data." and "Item 8. Financial Statements and Supplementary Data." The information contained therein is essential to, and should be read in conjunction with, the following analysis.

Capital Resources

                 The Partnership does not intend to raise any additional capital through borrowing and because it is a closed-end fund, it cannot sell any additional Units unless it undertakes a new public offering, which would require another registration with the Securities and Exchange Commission. Due to the nature of the Partnership's business, it will make no significant capital expenditures, and substantially all its assets are and will be represented by cash, U.S. Treasury securities and investments in futures and forward contracts.

Liquidity

                 Many United States commodity exchanges limit fluctuations in futures contract prices during a single day by regulations referred to as "daily price fluctuation limits" or "daily limits." During a single trading day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract has reached the daily limit for that day, positions in that contract can neither be taken nor liquidated. Futures prices have occasionally moved the daily limit for several consecutive days with little or no trading. Similar occurrences could prevent the Partnership from promptly liquidating unfavorable positions and subject the Partnership to substantial losses which could exceed the margin initially committed to such trades. In addition, even if futures prices have not moved the daily limit, the Partnership may not be able to execute futures trades at favorable prices if little trading in such contracts is taking place. Generally, forward contracts can be closed out at the discretion of the Trading Advisors. However, if the market is not liquid, it could prevent the timely closeout of an unfavorable position until the delivery date, regardless of the changes in their value or the Trading Advisors' investment strategies. Other than these limitations on liquidity, which are inherent in the Partnership's trading operations, the Partnership's assets are highly liquid and are expected to remain so.

Results of Operations

                 Operating results showed a loss for the fiscal years ended October 31, 1995 and October 31, 1994 and a profit for the fiscal year ended October 31, 1993.

                 The Net Asset Value per Unit as of October 31, 1995 and October 31, 1994 was $1,409.63 and $1,703.64, respectively.

                 The Partnership showed a loss for the fiscal year ended October 31, 1995 as the Partnership's profitable trading in the energies and agricultural sectors was more than offset by its unprofitable trading in the currencies, S&P and financial instrument sectors. Gains were made in the agricultural sector due to the drought in the second and third quarters. In addition, the

Partnership profited from long crude oil positions in the energy market. However, such gains were not enough to offset the large losses the Partnership incurred in short S&P and bond positions due to the decline in the interest rate.


                 The Partnership showed a loss for the fiscal year ended October 31, 1994 as the Partnership's profitable trading in the energies and meat sectors was more than offset by its unprofitable trading in the financial instruments and currencies sectors.

                 The Partnership showed a profit for the fiscal year ended October 31, 1993 as the Partnership was profitable in the agricultural, currencies, metals, financial instruments and energy sectors and was not unprofitable in any market.


                 Inflation is not a significant factor in the Partnership's profitability.

Item 8.  Financial Statements and Supplementary Data.

                 Financial statements are listed on page F-1 of this report.

                 The supplementary financial information specified by Item 302 of Regulation S-K is not applicable.

Item 9.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure.

                 Not applicable.


                                    PART III

Item 10.  Directors and Executive Officers of the Registrant.

                 The Partnership has no directors or executive officers. The Partnership is managed by its General Partner. There are no "significant employees" of the Partnership.

                 The General Partner is a commodity pool operator registered with the NFA.

Item 11.  Executive Compensation.

                 The Partnership has no directors or officers. The General Partner performs the services described in "Item 2. Properties" herein. The Commodity Broker acts as the Partnership's commodity broker pursuant to the Customer Agreement described in "Item 1(a). General development of business."

                 The General Partner participates in any appreciation in the net assets of the Partnership in proportion to its respective investment in it.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

                 (a)  Security ownership of certain beneficial owners.

                 The Partnership knows of no person who owns beneficially more than 5% of the Units.

                 (b)  Security ownership of management.

                 Under the terms of the Limited Partnership Agreement, the Partnership's affairs are managed by the General Partner. The Trading Advisors, pursuant to Advisory Agreements, have discretionary authority over the Partnership's futures and forward contract trading. The General Partner owned 29 Unit-equivalents valued at $40,879 as of October 31, 1995, 1.3% of the Partnership's total equity.

                 (c)  Changes in control.

                 None.

Item 13.  Certain Relationships and Related Transactions.

                 See "Item 11. Executive Compensation" and "Item 12. Security Ownership of Certain Beneficial Owners and Management."


                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules and
          Reports on Form 8-K.

                 (a)(1)  Financial Statements:

                 See Index to Financial Statements, infra.

                 (a)(2)  Financial Statement Schedules:

                 All Schedules are omitted for the reason that they are not required, are not applicable, or because equivalent information has been included in the financial statements or the notes thereto.

                 (a)(3)  Exhibits as required by Item 601 of
                         Regulation S-K:

                 (3)  Articles of Incorporation and By-Laws:

                 a. Limited Partnership Agreement dated as of July 30, 1981, as amended on November 10, 1981.

                 b. Certificate of Limited Partnership of the Partnership as filed with the Cook County Recorder of Deeds on July 30, 1981.

                 The above exhibits are incorporated herein by reference from the Partnership's Registration Statement on Form S-1, File No. 2-73696.

                 c. Form L.P.-1205 of the Partnership, as filed with the Illinois Secretary of State on July 31, 1987, electing to be governed under the Illinois Revised Uniform Limited Partnership Act.

                 The above exhibit is incorporated by reference from the Partnership's report on Form 10-K for the fiscal year ended October 31, 1987.

                 (10)  Material Contracts:

                 a. Joint Venture Agreement dated as of April 1, 1987 between the Partnership and Millburn Partners.

                 b. Customer Agreement dated as of April 1, 1987 between the Joint Venture and Geldermann.

                 The above exhibits are incorporated by reference from the Partnership's report on Form 10-K for the fiscal year ended October 31, 1987.

                 c. Amendment No. 1 to the Joint Venture Agreement between the Partnership and Millburn Partners dated December 31, 1977.

                 d. Amendment No. 1 to the Customer Agreement between the Joint Venture and Geldermann dated December 31, 1987.

                 e. Amendment No. 2 to the Joint Venture Agreement between the Partnership and Millburn Ridgefield Corporation dated December 31, 1988.

                 The above exhibits are incorporated by reference from the Partnership's report on Form 10-K for the Fiscal Year ended October 31, 1988.

                 f. Advisory Agreement dated December 15, 1989 between the Partnership and Trendstat.

                 The above exhibit is incorporated by reference from the Partnership's report on Form 8-K filed on January 1, 1990.

                 g. Advisory Agreement dated December 1, 1994 between the Partnership and Sabre Fund Management Limited.

                 The above exhibits are incorporated by reference from the Partnership's report on Form 10-K for the Fiscal Year ended October 31, 1994.

                 h. Management Contract dated March 8, 1995 between the Partnership and First October Trading Company, Inc.

                 i. Management Contract dated March 8, 1995 between the Partnership and Gandon Fund Management, Ltd.

                 j. Management Contract dated March 8, 1995 between the Partnership and Telesis Management, Inc.

                 k. Management Contract dated March 8, 1995 between the Partnership and Michael Tym, Jr.

                 l. Management Contract dated November 1, 1995 between the Partnership, the General Partner and Hyman Beck & Company, Inc.

                 m. Management Contract dated November 1, 1995 between the Partnership, the General Partner and Marathon Capital Growth Partners, L.L.C.

                 n. Management Contract dated November 1, 1995 between the Partnership, the General Partner and RXR, Inc.

                 o. Management Contract dated November 8, 1995 between the Partnership, the General Partner and Willowbridge Associates, Inc.

                 (27) Financial Data Schedule

                 The above exhibits are filed herewith.

                 (b)  Reports on Form 8-K:

                 The Partnership did not file any reports on Form 8-K during the quarter ended October 31, 1995.

                                   SIGNATURES

                 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Chicago and State of Illinois on the 29th day of January, 1996.

                                        THE FUTURE FUND II

                                        By HEINOLD ASSET MANAGEMENT, INC.
                                           General Partner

                                        By  /s/ Daniel E. Ragen
                                            -------------------
                                                Daniel E. Ragen
                                                President

                 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the General Partner of the Registrant in the capacities and on the date indicated.


/s/   James R. Curley                      Chief Executive Officer           January 29, 1996
---------------------                      and Director
      James R. Curley

/s/   Robert Ledvora                       Chief Financial Officer,          January 29, 1996
--------------------                       (principal accounting
      Robert Ledvora                       officer)


/s/   Thomas M. Harte                      Director                          January 29, 1996
---------------------
      Thomas M. Harte

/s/   Ira Polk                             Director                          January 29, 1996
---------------------
       Ira Polk

/s/   Ned W. Bennett                       Director                          January 29,1996
---------------------


/s/   Daniel E. Ragen                      President (principal              January 29, 1996
---------------------                      executive officer)
      Daniel E. Ragen                      and Director


                 (Being the principal executive officer, the principal financial and accounting officer, and a majority of the directors of Heinold Asset Management, Inc.)

HEINOLD ASSET                     General Partner of                January 29, 1996
  MANAGEMENT, INC.                Registrant

By /s/ Daniel E. Ragen
   -------------------
       Daniel E. Ragen
       President

  (DELOITTE &
    TOUCHE LLP LOGO)
---------------



-------------------------------------------------------------------------------
                 THE FUTURE FUND II
                 (AN ILLINOIS LIMITED PARTNERSHIP)

                 CONSOLIDATED FINANCIAL STATEMENTS FOR THE
                 YEARS ENDED OCTOBER 31, 1995 AND 1994 AND FOR THE THREE YEARS ENDED OCTOBER 31, 1995 AND
                 INDEPENDENT AUDITORS' REPORT

-------------------------------------------------------------------------------


---------------
DELOITTE TOUCHE
TOHMATSU
INTERNATIONAL
---------------

            THE FUTURE FUND II
            (AN ILLINOIS LIMITED PARTNERSHIP)


            TABLE OF CONTENTS


---------------------------------------------------------------------------------------------------
                                                                                         PAGE
            INDEPENDENT AUDITORS' REPORT                                                  F-1

                 FINANCIAL STATEMENTS:

                   Statements of Financial Condition as of
                     October 31, 1995 and 1994                                            F-2

                   Statements of Operations for the
                     Years Ended October 31, 1995, 1994, and 1993                         F-3

                   Statements of Partners' Capital for the
                     Years Ended October 31, 1995, 1994, and 1993                         F-4

                   Statements of Cash Flows for the
                     Years Ended October 31, 1995, 1994, and 1993                         F-5

                   Notes to Financial Statements                                          F-6

(DELOITTE &
 TOUCHE LOGO)
----------              -------------------------------------------------------
                        Two Prudential Plaza          Telephone: (312) 946-3000
                        180 North Stetson Avenue      Facsimile: (312) 946-2600
                        Chicago, Illinois 60601-6779




INDEPENDENT AUDITORS' REPORT

To the General Partner and
Limited Partners of
The Future Fund II:

We have audited the accompanying statements of financial condition of The Future Fund II (an Illinois Limited Partnership, the "Partnership") as of October 31, 1995 and 1994, and the related statements of operations, partners' capital, and cash flows for each of the three years in the period ended October 31, 1995. These financial statements are the responsibility of the Partnership's General Partner. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of The Future Fund II as of October 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended October 31, 1995, in conformity with generally accepted accounting principles.


/s/ Deloitte & Touche LLP
Deloitte & Touche LLP



January 2, 1996


---------------
DELOITTE TOUCHE
TOHMATSU
INTERNATIONAL
---------------

THE FUTURE FUND II
(AN ILLINOIS LIMITED PARTNERSHIP)

STATEMENTS OF FINANCIAL CONDITION
OCTOBER 31, 1995 AND 1994

------------------------------------------------------------------------------


ASSETS                                                                              1995                1994
CASH                                                                         $          -       $      5,630

EQUITY IN FUTURES AND FORWARD TRADING ACCOUNTS:
 United States Treasury securities, at cost plus
  accrued interest which approximates market value                              2,900,726          4,134,508
 Net unrealized (depreciation) appreciation on open futures and
  forward contracts                                                               (70,634)            90,754
 Amount due from E. D. & F. Man International
  (formerly Geldermann)                                                           272,798             146,44
                                                                             ------------       ------------
           Total equity in futures and forward trading accounts                 3,102,890          4,371,703
                                                                             ------------       ------------
TOTAL ASSETS                                                                 $  3,102,890       $  4,377,333
                                                                             ============       ============

LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES:
  Accrued brokerage commissions payable to E. D. & F. Man
   International (formerly Geldermann)                                       $     16,458       $     34,079
  Redemptions payable                                                              23,964             86,886
  Other accrued expenses                                                            2,217             10,897
  Accrued management fee                                                            2,756                  -
                                                                             ------------       ------------
           Total liabilities                                                       45,395            131,862

PARTNERS' CAPITAL:
  Limited Partners (units outstanding:
   1995 - 2,140; 1994 - 2,463)                                                  3,016,616          4,196,065
  General Partner (unit equivalents outstanding:
   1995 - 29; 1994 - 29)                                                           40,879             49,406
                                                                             ------------       ------------
           Total partners' capital                                              3,057,495          4,245,471
                                                                             ------------       ------------
TOTAL LIABILITIES AND PARTNERS' CAPITAL                                      $  3,102,890       $  4,377,333
                                                                             ============       ============

NET ASSET VALUE PER OUTSTANDING UNIT OF
  PARTNERSHIP INTEREST                                                       $   1,409.63       $   1,703.64
                                                                             ============       ============

See notes to financial statements.




THE FUTURE FUND II
(AN ILLINOIS LIMITED PARTNERSHIP)

STATEMENTS OF OPERATIONS
YEARS ENDED OCTOBER 31, 1995, 1994, AND 1993
-----------------------------------------------------------------------------------------
                                                1995               1994           1993
REVENUES:
  Net realized trading gains (losses) on
    closed futures and forward contracts     $  (378,129)   $    (756,051)   $  1,635,969
  Decrease in net unrealized appreciation
    on open futures and forward contracts       (161,387)        (198,928)        (90,410)
  Interest income                                192,864          170,686         177,205
                                             -----------    -------------    ------------
           Total revenues                       (346,652)        (784,293)      1,722,764

EXPENSES:
  Brokerage commissions                          251,724          473,733         571,875
  Profit share                                    10,323                -               -
  Other administrative expenses                   20,843           21,517          32,230
  Management fees                                 56,467                -               -
                                             -----------    -------------    ------------
           Total expenses                        339,357          495,250         604,105
                                             -----------    -------------    ------------
NET INCOME (LOSS)                            $  (686,009)   $  (1,279,543)   $  1,118,659
                                             ===========    =============    ============

NET INCOME (LOSS) ALLOCATED TO:
  General Partner                            $    (8,527)   $     (18,726)   $     14,935
                                             ===========    =============    ============
  Limited Partners                           $  (677,482)   $  (1,260,817)   $  1,103,724
                                             ===========    =============    ============

INCREASE (DECREASE) IN NET ASSET
  VALUE FOR A UNIT OUTSTANDING
  THROUGHOUT EACH YEAR                       $   (294.01)   $     (468.16)   $     373.38
                                             ===========    =============    ============

See notes to financial statements.





THE FUTURE FUND II
(AN ILLINOIS LIMITED PARTNERSHIP)

STATEMENTS OF PARTNERS' CAPITAL
YEARS ENDED OCTOBER 31, 1995, 1994, AND 1993
----------------------------------------------------------------------------------------------------------
                                                                                                    TOTAL
                                                               LIMITED          GENERAL           PARTNERS'
                                                              PARTNERS          PARTNER            CAPITAL
BALANCE, OCTOBER 31, 1992                                 $   5,713,587     $    71,937      $   5,785,524

  Redemption of 377 units of limited
    partnership interest                                       (736,260)              -           (736,260)
  Net income                                                  1,103,724          14,935          1,118,659
                                                          -------------     -----------      -------------
BALANCE, OCTOBER 31, 1993                                     6,081,051          86,872          6,167,923

  Redemption of 337 units of limited
    partnership interest and 11 general
    partnership unit equivalents                               (624,169)        (18,740)          (642,909)
  Net loss                                                   (1,260,817)        (18,726)        (1,279,543)
                                                          -------------     -----------      -------------
BALANCE, OCTOBER 31, 1994                                     4,196,065          49,406          4,245,471

  Redemption of 323 units of limited
    partnership interest                                       (501,967)              -           (501,967)
  Net loss                                                     (677,482)         (8,527)          (686,009)
                                                          -------------     -----------      -------------
BALANCE, OCTOBER 31, 1995                                 $   3,016,616     $    40,879      $   3,057,495
                                                          =============     ===========      =============

See notes to financial statements.





THE FUTURE FUND II
(AN ILLINOIS LIMITED PARTNERSHIP)

STATEMENTS OF CASH FLOWS
YEARS ENDED OCTOBER 31, 1995, 1994, AND 1993
---------------------------------------------------------------------------------------------------------
                                                                    1995            1994          1993
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                          $   (686,009)    $  (1,279,543) $  1,118,659
  Adjustments to reconcile net income (loss) to
    net cash provided by operating activities:
    Decrease (increase) in equity in futures
      trading accounts                                          1,268,813         1,877,807      (405,093)
    Increase (decrease) in liabilities                            (23,545)          (20,523)       22,694
                                                             ------------     -------------  ------------
           Net cash flows provided by operating activities        559,259           577,741       736,260

CASH FLOWS FROM FINANCING ACTIVITIES:
  Redemption of limited and general partnership
    units or unit equivalents                                    (564,889)         (577,741)     (736,260)
                                                             ------------     -------------  ------------
NET DECREASE IN CASH                                               (5,630)                -             -

CASH - Beginning of year                                            5,630             5,630         5,630
                                                             ------------     -------------  ------------
CASH - End of year                                           $          -     $       5,630  $      5,630
                                                             ============     =============  ============

See notes to financial statements.





THE FUTURE FUND II
(AN ILLINOIS LIMITED PARTNERSHIP)

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED OCTOBER 31, 1995, 1994 AND 1993
---------------------------------------------------------------



1.      ORGANIZATION OF THE PARTNERSHIP

        The Future Fund II (the "Partnership") was organized in
        July 1981, under the Illinois Uniform Limited
        Partnership Act (the "Act"), for purposes of engaging in speculative trading of futures contracts.

        Heinold Asset Management, Inc. ("HAMI"), a wholly owned subsidiary of Geldermann, Inc. ("Geldermann"), is the General Partner of the Partnership. On December 12, 1994, the parent of Geldermann, ConAgra, Inc., sold all of the common stock of Geldermann to E. D.& F. Man International ("Man"). As a result, Geldermann and HAMI are wholly owned by Man.

        The Partnership has a brokerage contract with Man, previously Geldermann, which provides that the Partnership will pay Man brokerage commissions at the annual rate of 7% of average month-end net assets, as defined, plus NFA fees and "give-up" charges.

        The Partnership's funds held at Man, previously Geldermann, are in segregated accounts, as required by the Commodity Futures Trading Commission. These funds are used to meet minimum margin requirements for all of the Partnership's open positions, as set by the exchange upon which each contract is traded. These requirements are adjusted, as needed, due to daily fluctuations in the values of the underlying positions. If necessary, certain positions may be liquidated to satisfy resulting changes in margin requirements.

2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Revenue Recognition - Futures contracts are recorded on trade dates and are reflected in the accompanying statements of financial condition at the market value on the last business day of the reporting period. The difference between the original contract amount and the market value of the futures contracts is reflected as the change in net unrealized appreciation. Market values of futures contracts are based upon exchange settlement prices.

        Operating Expenses - The Partnership bears all expenses incurred in connection with its activities. These include brokerage commissions, "give-up" charges and NFA fees; the trading advisor's profit share; and periodic legal, auditing, tax return preparation and filing fees. The General Partner bears all other operating expenses.

        Income Taxes - No provision for Federal income taxes has been made in the accompanying financial statements since the net income (loss) of the Partnership is not taxable as such but is includable in the income tax returns of the individual partners.

        Statements of Cash Flows - For purposes of reporting cash flows, cash includes only cash on deposit at financial institutions.





3.      FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK AND
        CONCENTRATION OF CREDIT RISK

        The Partnership invests in various financial and commodity futures and forward contracts for speculative purposes. These contracts are marked to market daily, with variations in value of the futures contracts settled on a daily basis with the exchange upon which they are traded. At October 31, 1995, the Partnership held no long or short financial futures positions. The Partnership held long and short financial futures positions with aggregate notional values of approximately $4,166,000 and $34,846,000, respectively, at October 31, 1994, and approximately $13,736,000 and $3,155,000, respectively, at October 31, 1993.

        The exchange upon which each financial futures contract is traded acts as the counterparty and, accordingly, bears the risk of performance. A substantial portion of the Partnership's open financial futures contracts was transacted with the Chicago Mercantile Exchange.

        Generally, financial futures contracts can be closed out or offset at the discretion of the trading advisor. However, if the market is not liquid, it could prevent the timely closeout or offset of any unfavorable positions or require the Partnership to hold those positions until the delivery date, regardless of the change in their value or the trading advisor's investment strategies.

4.      THE LIMITED PARTNERSHIP AGREEMENT

        The Limited Partnership Agreement ("Agreement") provides the following:

        Allocation of Profit and Loss for Partnership Accounting Purposes - The Limited Partners and the General Partner share in the profits and losses of the Partnership in proportion to the number of units or unit equivalents held by each. However, no Limited Partner is liable for obligations in excess of his capital contribution and profits, if any, and such other amounts for which a limited partner may be liable pursuant to the Act.

        Distributions - Distributions (other than redemptions of units) are made on a prorata basis at the sole discretion of the General Partner in accordance with the respective capital accounts of the partners. The
        General Partner has made no distributions from the Partnership to date.

        Redemptions - A Limited Partner (or any assignee thereof) may cause any or all of his units to be redeemed as of the first day of any month following 10 days' written request for redemption, subject to certain other conditions, as described in the Agreement.
        Redemption is at net asset value as of the previous month-end.

        Dissolution - The Partnership will be dissolved on July
        1, 2002, or upon the occurrence of certain future events, as specified in the Agreement.

5.      ADVISORY AGREEMENT

        Effective January 1, 1990, the Partnership entered into a management agreement with Trendstat Capital Management, Inc. (the "Trading Advisor"). Under the terms of the agreement, the Trading Advisor has sole responsibility for determining the Partnership's futures and forward trades. As compensation for these services, the Trading Advisor receives an annual profit share equal to 12% of any "new trading profits," as defined in the agreement, accrued monthly and paid as of the end of each calendar year. This profit share is retained by the Trading Advisor even when "trading losses" occur in subsequent years;





                                    -F-7-
         however, no further profit share is payable until any such trading losses (other than losses attributable to redeemed units) are recouped by the Partnership.

         As of December 1, 1994, the Partnership entered into an advisory agreement with Sabre Fund Management Limited. As of the same date, both active advisors will receive annual profit shares equal to 15% of any "new trading profits," as defined in the agreement, accrued monthly and paid as of the end of each calendar year.

         On February 28, 1995, the Partnership terminated its trading agreement with Trendstat Capital Management, Inc.

         Effective March 10, 1995, the Partnership entered into trading agreements with trading advisors, Telesis
         Management, Inc. ("Telesis"), First October Trading Co.
         ("First October"), Gandon Fund Management Ltd. ("Gandon"), and Michael Tym, Jr. ("Tym").

         Under the terms of the advisory agreements, the trading advisors have sole responsibility for determining futures and options trades. As compensation for services, each advisor receives certain fees. Management fees are paid at .167 of 1% (2% annually) of monthly net assets. Each advisor also receives incentive fees paid at the end of each calendar quarter at 15% of new trading profits, as defined.

         On June 30, 1995, the partnership terminated its trading agreement with Sabre. Effective September 29, 1995, the
         Partnership terminated its trading agreement with First
         October.

         On October 31, 1995 the Partnership terminated its trading agreements with Telesis, Tym, and Gandon.

         Effective November 1, 1995, the Partnership entered into trading agreements with Willowbridge Associates, Inc. ("Willowbridge"), RXR Group, Inc. ("RXR"), Hyman Beck and Co. ("Hyman Beck"), and Marathon Capital Growth partners ("Marathon").

6.       PROSPECTIVE ACCOUNTING STANDARDS

         In October 1994, the FASB issued SFAS 119, Disclosure About Derivative Financial Instruments and Fair Value of Financial Instruments. This Statement requires disclosures about amounts, nature, and terms of derivative financial instruments that are not subject to Statement 105 because they do not result in off-balance-sheet risk of accounting loss. This Statement is effective for financial statements issued for fiscal years ending after December 15, 1994, except for entries with less than $150 million in total assets. For those entities, this Statement is effective for fiscal years ending after December 15, 1995. The adoption of this Statement is not expected to have a significant impact on the Partnership.

                                    ******





To the best of my knowledge and belief, the information in this statement is accurate and complete.





Heinold Asset Management, Inc.
(Pool Operator)



  /s/ Robert Ledvora
----------------------------------------------------
Robert Ledvora
Executive Vice-President and Chief Financial Officer

                                EXHIBIT INDEX


                         10(h) Management Contract dated March 8, 1995 between the Partnership and First October Trading Company, Inc.



                         10(i) Management Contract dated March 8, 1995 between the Partnership and Gandon Fund Management, Ltd.



                         10(j) Management Contract dated March 8, 1995 between the Partnership and Telesis Management, Inc.



                         10(k) Management Contract dated March 8, 1995 between the Partnership and Michael Tym, Jr.



                         10(l) Management Contract dated November 1, 1995 between the Partnership, the General Partner and Hyman Beck & Company, Inc.



                         10(m) Management Contract dated November 1, 1995 between the Partnership, the General Partner and Marathon Capital Growth Partners, L.L.C.



                         10(n) Management Contract dated November 1, 1995 between the Partnership, the General Partner and RXR, Inc.



                         10(o) Management Contract dated November 8, 1995 between the Partnership, the General Partner and Willowbridge Associates, Inc.

                            27  Financial Data Schedule