Form 10-Q
period 1996-01-31
FUTURE FUND II
filed 1996-03-07
CIK 354993

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                                   SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 1996

                                       OR

                     [] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                                   SECURITIES EXCHANGE ACT OF 1934

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

                                  Yes X     No

                        PART I. FINANCIAL INFORMATION

                         ITEM I. FINANCIAL STATEMENTS

                              THE FUTURE FUND II
                      (An Illinois Limited Partnership)

                      STATEMENTS OF FINANCIAL CONDITION



                                                       JANUARY 31, 1996     OCTOBER 31,
   ASSETS:                                               (UNAUDITED)           1995
                                                       ---------------    ---------------
     CASH                                             $             0    $             0
                                                       ---------------    ---------------
     EQUITY IN FUTURES TRADING ACCOUNTS:
       UNITED STATES TREASURY SECURITIES, AT
        COST PLUS ACCRUED INTEREST WHICH
        APPROXIMATES MARKET                                 2,848,970          2,900,726
       NET UNREALIZED APPRECIATION ON OPEN FUTURES
        CONTRACTS                                             430,226            (70,634)
       AMOUNT DUE FROM (TO) BROKER                             11,069            272,798
                                                       ---------------    ---------------
                                                            3,290,265          3,102,890
                                                       ---------------    ---------------
                                                      $     3,290,265    $     3,102,890
                                                       ===============    ===============
   LIABILITIES & PARTNERS' CAPITAL



     ACCRUED BROKERAGE COMMISSIONS
       PAYABLE                                        $        19,183    $        16,458
     ACCRUED PROFIT SHARE                                       8,667                  0
     MANAGEMENT FEE                                             5,692              2,756
     OTHER ACCRUED EXPENSES                                     1,711              2,217
     REDEMPTION PAYABLE                                        30,466             23,964
                                                       ---------------    ---------------
        TOTAL LIABILITIES                                      65,719             45,395
                                                       ---------------    ---------------
   PARTNERS' CAPITAL:
     GENERAL PARTNER, 29 UNIT EQUIVALENTS
       OUTSTANDING AT JANUARY 31, 1996 AND
       OCTOBER 31, 1995, RESPECTIVELY                          46,500             40,879
     LIMITED PARTNERS, 1,982 AND 2,140 UNITS
       OUTSTANDING AT JANUARY 31, 1996
       AND OCTOBER 31, 1995, RESPECTIVELY                   3,178,046          3,016,616
                                                       ---------------    ---------------
          TOTAL PARTNERS' CAPITAL                           3,224,546          3,057,495
                                                       ---------------    ---------------
                                                      $     3,290,265    $     3,102,890
                                                       ===============    ===============

   NET ASSET VALUE PER OUTSTANDING UNIT OF
     PARTNERSHIP INTEREST                             $      1,603.45    $      1,409.63
                                                       ===============    ===============



                    THE ACCOMPANYING NOTES ARE AN INTEGRAL
                       PART OF THE FINANCIAL STATEMENTS.
                                      -2-

                          THE FUTURE FUND II
                    (An Illinois Limited Partnership)

                     STATEMENTS OF PARTNERS' CAPITAL

           FOR THE THREE MONTHS ENDED JANUARY 31, 1996 (UNAUDITED)




                                         LIMITED          GENERAL
                                         PARTNERS         PARTNERS           TOTAL
                                      --------------   --------------   --------------
FUND EQUITY AT OCTOBER 31, 1995      $    3,016,616   $       40,879   $    3,057,495
(2,140 LIMITED PARTNERSHIP UNITS)

REDEMPTION OF 158 LIMITED
 PARTNERSHIP UNITS                         (237,121)                         (237,121)

NET GAIN (LOSS) IN FUND EQUITY
  FROM OPERATIONS                           398,551            5,621          404,172
                                      --------------   --------------   --------------
FUND EQUITY AT JANUARY 31, 1996      $    3,178,046   $       46,500   $    3,224,546
(1,982 LIMITED PARTNERSHIP UNITS)     ==============   ==============   ==============



NET ASSET VALUE PER UNIT AT
  JANUARY 31, 1996:                                                    $     1,603.45
                                                                        --------------




                    THE ACCOMPANYING NOTES ARE AN INTEGRAL
                       PART OF THE FINANCIAL STATEMENTS.

                           THE FUTURE FUND II
                    (An Illinois Limited Partnership)

                        STATEMENTS OF OPERATIONS

         FOR THE THREE MONTHS ENDED JANUARY 31, 1996 AND 1995 (UNAUDITED)


REVENUES:                                                   1996               1995
                                                       -------------      -------------
  NET REALIZED TRADING GAINS (LOSSES) ON CLOSED
    FUTURES CONTRACTS                                     $ 41,607          $(128,517)
  INCREASE (DECREASE) IN NET UNREALIZED APPRECIATION
    ON OPEN FUTURES CONTRACTS                              423,287             25,528
  INTEREST INCOME                                           25,920             46,624
                                                          --------          ---------
                                                           490,814            (56,365)


EXPENSES:
  BROKERAGE COMMISSIONS                                     56,679             81,922
  MANAGEMENT FEES                                           16,288             13,380
  PROFIT SHARE                                              10,675                  0
  OTHER ADMINISTRATIVE EXPENSES                              3,000              1,600
                                                          --------          ---------
                                                            86,642             96,902
                                                          --------          ---------
NET INCOME (LOSS)                                         $404,172          $(153,267)
                                                          ========          =========

NET GAIN (LOSS) ALLOCATED TO
    GENERAL PARTNER                                       $  5,621          $  (1,807)
                                                          ========          =========

NET GAIN (LOSS) ALLOCATED TO
    LIMITED PARTNERS                                      $398,551          $(151,460)
                                                          ========          =========

INCREASE (DECREASE) IN NET ASSET VALUE FOR A
    UNIT OUTSTANDING THROUGHOUT EACH PERIOD               $ 193.82          $  (62.29)
                                                          ========          =========


                    THE ACCOMPANYING NOTES ARE AN INTEGRAL
                      PART OF THE FINANCIAL STATEMENTS.

                          THE FUTURE FUND II
                    (An Illinois Limited Partnership)

                        STATEMENTS OF CASH FLOWS

      FOR THE THREE MONTHS ENDED JANUARY 31, 1996 AND 1995 (UNAUDITED)
                                        -------


                                                       1996               1995
                                                   -----------         ----------
FUNDS PROVIDED BY:
  NET INCOME (LOSS)                                   404,172          (153,267)
                                                     --------          ---------
       TOTAL FUNDS PROVIDED                           404,172          (153,267)
                                                     --------          ---------

FUNDS APPLIED TO:
  REDEMPTION OF LIMITED PARTNERSHIP UNITS             237,121           159,530
  REDEMPTION OF GENERAL PARTNERSHIP UNITS                   0                 0
  INCREASE IN EQUITY IN COMMODITY FUTURES
    TRADING ACCOUNTS                                  187,375          (358,782)
  (INCREASE) DECREASE IN OTHER LIABILITIES            (20,324)           51,615
                                                     --------          ---------
       TOTAL FUNDS APPLIED                            404,172          (147,637)
                                                     --------          ---------


CHANGE IN CASH BALANCE                               $      0            (5,630)
                                                     --------          ---------









                              THE ACCOMPANYING NOTES ARE AN INTEGRAL
                                 PART OF THE FINANCIAL STATEMENTS.

                               THE FUTURE FUND II

                       (An Illinois Limited Partnership)


                    NOTES TO FORM 10-Q FINANCIAL STATEMENTS


1. The financial information included herein, other than the condensed Statement of Financial Condition as of October 31, 1995, has been prepared by management without audit by Independent Certified Public Accountants. The condensed Statement of Financial Condition as of January 31, 1996 has been derived from the audited financial statements as of October 31, 1995. The interim financial statements do not include all the disclosures contained in the annual financial statements. The information furnished includes all adjustments which are, in the opinion of management, necessary for a fair statement of results for the interim periods. The results of operations as presented, however, should not be considered indicative of the results to be expected for the entire year.

                               THE FUTURE FUND II

                       (An Illinois Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS, Continued

ITEM 2,  Management's Discussion and Analysis of Financial
         Condition and Operating Results for the three months ended January 31, 1996.

                             January 31, 1996   October 31, 1995

Ending Equity  (Note A)        $3,224,546          $3,057,495

NOTE A:

     Ending equity at January 31, 1996 is higher than ending equity at October 31, 1995 due to profitable trading.

                           Three months ended    Three months ended
                            January 31, 1996      January 31, 1995
Net realized trading
gains (losses) on closed
futures contracts
(Note B)                      $41,607               $(128,517)

NOTE B:

     Net realized trading gains (losses) on closed futures contracts for the three months ended January 31, 1996 is higher than net realized trading gains (losses) on closed futures contracts for the three months ended January 31, 1995 due to more profitable trading during the period.

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