Form 10-Q
period 1996-04-30
FUTURE FUND II
filed 1996-06-07
CIK 354993

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 1996

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

                                  Yes X     No

                         PART I. FINANCIAL INFORMATION

                         ITEM I. FINANCIAL STATEMENTS

                              THE FUTURE FUND II
                       (An Illinois Limited Partnership)

                       STATEMENTS OF FINANCIAL CONDITION

                                                                    APRIL 30, 1996       OCTOBER 31,
                                                                      (UNAUDITED)           1995
                                                                   ---------------    ---------------
   ASSETS:

     CASH                                                          $             0    $             0
     EQUITY IN FUTURES TRADING ACCOUNTS:                            ---------------    ---------------

       UNITED STATES TREASURY SECURITIES, AT
        COST PLUS ACCRUED INTEREST WHICH
        APPROXIMATES MARKET                                                      0          2,900,726
       NET UNREALIZED TRADING GAINS (LOSSES) ON
        OPEN FUTURES CONTRACTS                                             193,385            (70,634)
       AMOUNT DUE FROM (TO) BROKER                                       2,839,936            272,798
                                                                    ---------------    ---------------
                                                                         3,033,321          3,102,890
                                                                    ---------------    ---------------
                                                                   $     3,033,321    $     3,102,890
                                                                    ===============    ===============
   LIABILITIES & PARTNERS' CAPITAL:

     ACCRUED BROKERAGE COMMISSIONS PAYABLE                         $        17,694    $        16,458
     MANAGEMENT FEE                                                          5,046              2,756
     ACCRUED PROFIT SHARE                                                    8,737                  0
     OTHER ACCRUED EXPENSES                                                     36              2,217
     REDEMPTION PAYABLE                                                     46,684             23,964
                                                                    ---------------    ---------------
        TOTAL LIABILITIES                                                   78,197             45,395
                                                                    ---------------    ---------------
   PARTNERS' CAPITAL:

     GENERAL PARTNER, 29 UNIT
       EQUIVALENTS OUTSTANDING AT APRIL 30, 1996                            45,128             40,879
       AND OCTOBER 31, 1995, RESPECTIVELY
     LIMITED PARTNERS, 1,870 AND 2,140 UNITS
       OUTSTANDING AT APRIL 30, 1996
       AND OCTOBER 31, 1995, RESPECTIVELY                                2,909,996          3,016,616
                                                                    ---------------    ---------------
          TOTAL PARTNERS' CAPITAL                                        2,955,124          3,057,495
                                                                    ---------------    ---------------
                                                                   $     3,033,321    $     3,102,890
                                                                    ===============    ===============

   NET ASSET VALUE PER OUTSTANDING UNIT OF
     PARTNERSHIP INTEREST                                          $      1,556.15    $      1,409.63
                                                                    ===============    ===============



                    THE ACCOMPANYING NOTES ARE AN INTEGRAL
                       PART OF THE FINANCIAL STATEMENTS.

                              THE FUTURE FUND II
                      (An Illinois Limited Partnership)

                       STATEMENTS OF PARTNERS' CAPITAL

             FOR THE SIX MONTHS ENDED APRIL 30, 1996 (UNAUDITED)


                                                         LIMITED          GENERAL
                                                         PARTNERS         PARTNERS          TOTAL
                                                      --------------   --------------   --------------
FUND EQUITY AT OCTOBER 31, 1995                      $    3,016,616   $       40,879   $    3,057,495
(2,140 LIMITED PARTNERSHIP UNITS)

REDEMPTION OF 270 LIMITED
  PARTNERSHIP UNITS                                        (398,317)                         (398,317)

NET (LOSS) IN FUND EQUITY
  FROM OPERATIONS                                           291,697            4,249          295,946
                                                      --------------   --------------   --------------
FUND EQUITY AT APRIL 30, 1996                        $    2,909,996   $       45,128   $    2,955,124
(1,870 LIMITED PARTNERSHIP UNITS)                     ==============   ==============   ==============




NET ASSET VALUE PER UNIT AT
  APRIL 30, 1996:                                                                    $     1,556.15
                                                                                      ==============












                    THE ACCOMPANYING NOTES ARE AN INTEGRAL
                       PART OF THE FINANCIAL STATEMENTS.
                                      -3-

                              THE FUTURE FUND II
                       (An Illinois Limited Partnership)

                           STATEMENTS OF OPERATIONS

            FOR THE SIX MONTHS ENDED APRIL 30, 1996 AND 1995 (UNAUDITED)


                                                                        1996               1995
                                                                   ---------------    ---------------
   REVENUES:

     NET REALIZED TRADING GAINS (LOSSES) ON CLOSED
       FUTURES CONTRACTS                                           $       221,885    $      (362,150)
     INCREASE (DECREASE) IN NET UNREALIZED
       APPRECIATION ON OPEN FUTURES CONTRACTS                              177,930             65,147
     INTEREST INCOME                                                        60,696            106,929
                                                                    ---------------    ---------------
                                                                           460,511           (190,074)
                                                                    ---------------    ---------------
   EXPENSES:

     BROKERAGE COMMISSIONS                                                 106,954            141,512
     MANAGEMENT FEES                                                        31,216             30,435
     PROFIT SHARE                                                           10,745              4,802
     OTHER ADMINISTRATIVE EXPENSES                                          15,650              5,344
                                                                    ---------------    ---------------
                                                                           164,565            182,093
                                                                    ---------------    ---------------
   NET INCOME (LOSS)                                               $       295,946    $      (372,167)
                                                                    ===============    ===============

   NET GAIN (LOSS) ALLOCATED TO
       GENERAL PARTNER                                             $         4,249    $        (4,476)
                                                                    ===============    ===============

   NET GAIN (LOSS) ALLOCATED TO
       LIMITED PARTNERS                                            $       291,697    $      (367,691)
                                                                    ===============    ===============

   INCREASE (DECREASE) IN NET ASSET VALUE FOR A
       UNIT OUTSTANDING THROUGHOUT EACH PERIOD                     $        146.52    $       (154.34)
                                                                    ===============    ===============





                    THE ACCOMPANYING NOTES ARE AN INTEGRAL
                       PART OF THE FINANCIAL STATEMENTS.

                          THE FUTURE FUND II
                    (An Illinois Limited Partnership)

                        STATEMENTS OF OPERATIONS

      FOR THE THREE MONTHS ENDED APRIL 30, 1996 AND 1995 (UNAUDITED)

                                                                       1996               1995
                                                                  ---------------    ---------------
REVENUES:

  NET REALIZED TRADING GAINS (LOSSES) ON CLOSED
    FUTURES CONTRACTS                                            $       180,278    $      (233,633)
  INCREASE (DECREASE) IN NET UNREALIZED
    APPRECIATION ON OPEN FUTURES CONTRACTS                              (245,357)            39,619
  INTEREST INCOME                                                         34,776             60,305
                                                                  ---------------    ---------------
                                                                         (30,303)          (133,709)
                                                                  ---------------    ---------------

EXPENSES:
  BROKERAGE COMMISSIONS                                                   50,275             59,590
  MANAGEMENT FEES                                                         14,928             17,055
  PROFIT SHARE                                                                70              4,802
  OTHER ADMINISTRATIVE EXPENSES                                           12,650              3,744
                                                                  ---------------    ---------------
                                                                          77,923             85,191
                                                                  ---------------    ---------------
NET INCOME (LOSS)                                                $      (108,226)   $      (218,900)
                                                                  ===============    ===============

NET GAIN (LOSS) ALLOCATED TO
    GENERAL PARTNER                                              $        (1,372)   $        (2,669)
                                                                  ===============    ===============

NET GAIN (LOSS) ALLOCATED TO
    LIMITED PARTNERS                                             $      (106,854)   $      (216,231)
                                                                  ===============    ===============

INCREASE (DECREASE) IN NET ASSET VALUE FOR A
    UNIT OUTSTANDING THROUGHOUT EACH PERIOD                      $        (47.30)   $        (92.05)
                                                                  ===============    ===============







                    THE ACCOMPANYING NOTES ARE AN INTEGRAL
                      PART OF THE FINANCIAL STATEMENTS.

                          THE FUTURE FUND II
                    (An Illinois Limited Partnership)

                        STATEMENTS OF CASH FLOWS

      FOR THE SIX MONTHS ENDED APRIL 30, 1996 AND 1995 (UNAUDITED)


                                                                     1996              1995
                                                                ---------------   ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  NET INCOME (LOSS)                                            $       295,946   $      (372,167)
  ADJUSTMENTS TO RECONCILE NET INCOME (LOSS)
   TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
  (INCREASE) DECREASE IN EQUITY IN FUTURES
    TRADING ACCOUNT                                                     69,569           650,989
  INCREASE (DECREASE) IN ACCRUED EXPENSES                               32,802            (2,425)
                                                                ---------------   ---------------
    NET CASH PROVIDED BY OPERATING ACTIVITIES                          398,317           276,397



  REDEMPTION OF LIMITED PARTNERSHIP UNITS                              398,317           282,027
                                                                ---------------   ---------------
NET CHANGE IN CASH                                                           0            (5,630)

CASH - BEGINNING OF YEAR                                                     0             5,630
                                                                ---------------   ---------------
CASH - END OF YEAR                                             $             0   $             0
                                                                ===============   ===============











                    THE ACCOMPANYING NOTES ARE AN INTEGRAL
                      PART OF THE FINANCIAL STATEMENTS.

                               THE FUTURE FUND II

                       (An Illinois Limited Partnership)


                    NOTES TO FORM 10-Q FINANCIAL STATEMENTS


1. The financial information included herein, other than the condensed Statement of Financial Condition as of October 31, 1995, has been prepared by management without audit by Independent Certified Public Accountants. The condensed Statement of Financial Condition as of April 30, 1996 has been derived from the audited financial statements as of October 31, 1995. The interim financial statements do not include all the disclosures contained in the annual financial statements. The information furnished includes all adjustments which are, in the opinion of management, necessary for a fair statement of results for the interim periods. The results of operations as presented, however, should not be considered indicative of the results to be expected for the entire year.

                               THE FUTURE FUND II

                       (An Illinois Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS, Continued

ITEM 2, Management's Discussion and Analysis of Financial Condition and Operating Results for the six months ended April 30, 1996.


                             April 30, 1996   October 31, 1995


Ending Equity  (Note A)        $2,955,124          $3,057,495


NOTE A:

     Ending equity at April 30, 1996 is lower than ending equity at October 31, 1995 due to the redemption of limited partnership units.


                             Six months ended      Six months ended
                              April 30, 1996        April 30, 1995


Net realized trading
gains (losses) on closed
futures contracts              $221,885               $(362,150)
(Note B)


         Net realized trading gains (losses) on closed futures contracts for the six months ended April 30, 1996 is higher than net realized trading gains (losses) on closed futures contracts for the six months ended April 30, 1995 due to more profitable trading during the period.

                           Three months ended    Three months ended
                             April 30, 1996        April 30, 1995


Net realized trading
gains (losses) on closed
futures contracts
(Note B)                       $180,278              $(233,633)


NOTE B:

     Net realized trading gains (losses) on closed futures contracts for the three months ended April 30, 1996 is higher than net realized trading gains (losses) on closed futures contracts for the three months ended April 30, 1995 due to more profitable trading during the period.

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

                               THE FUTURE FUND II
                                  (Registrant)

                                       By  Heinold Asset Management, Inc.
                                           (General Partner)



                                       By
                                           Robert Ledvora
                                           Chief Financial Officer