Form 10-Q
period 1996-07-31
FUTURE FUND II
filed 1996-09-10
CIK 354993

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 1996

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
                      (An Illinois Limited Partnership)
                      STATEMENTS OF FINANCIAL CONDITION

                                                                       JULY 31, 1996        OCTOBER 31,
ASSETS:                                                                 (UNAUDITED)            1995
                                                                      --------------      -------------
CASH                                                                $              0     $            0
EQUITY IN FUTURES TRADING ACCOUNTS:                                   --------------      -------------

  UNITED STATES TREASURY SECURITIES, AT
   COST PLUS ACCRUED INTEREST WHICH
   APPROXIMATES MARKET                                                             0          2,900,726
  NET UNREALIZED TRADING GAINS (LOSSES) ON
   OPEN FUTURES CONTRACTS                                                    102,220            (70,634)
  AMOUNT DUE FROM (TO) BROKER                                              2,457,298            272,798
                                                                      --------------      -------------
                                                                           2,559,518          3,102,890
                                                                      --------------      -------------
                                                                    $      2,559,518     $    3,102,890
                                                                      ==============      =============
LIABILITIES & PARTNERS' CAPITAL:

  ACCRUED BROKERAGE COMMISSIONS PAYABLE                             $         14,902     $       16,458
  MANAGEMENT FEE                                                               4,041              2,756
  ACCRUED PROFIT SHARE                                                             0                  0
  OTHER ACCRUED EXPENSES                                                       4,962              2,217
  REDEMPTION PAYABLE                                                          20,145             23,964
                                                                      --------------      -------------
     TOTAL LIABILITIES                                                        44,050             45,395
                                                                      --------------      -------------

PARTNERS' CAPITAL:

  GENERAL PARTNER, 29 UNIT
   EQUIVALENTS OUTSTANDING AT JULY 31, 1996                                   38,947             40,879
   AND OCTOBER 31, 1995, RESPECTIVELY
  LIMITED PARTNERS, 1,844 AND 2,140 UNITS
   OUTSTANDING AT JULY 31, 1996
   AND OCTOBER 31, 1995, RESPECTIVELY                                      2,476,521          3,016,616
                                                                      --------------      -------------
     TOTAL PARTNERS' CAPITAL                                               2,515,468          3,057,495
                                                                      --------------      -------------
                                                                    $      2,559,518     $    3,102,890
                                                                      ==============      =============
NET ASSET VALUE PER OUTSTANDING UNIT OF
  PARTNERSHIP INTEREST                                              $       1,343.02     $     1,409.63
                                                                      ==============      =============


                    THE ACCOMPANYING NOTES ARE AN INTEGRAL
                       PART OF THE FINANCIAL STATEMENTS.

                              THE FUTURE FUND II
                      (An Illinois Limited Partnership)

                       STATEMENTS OF PARTNERS' CAPITAL

             FOR THE NINE MONTHS ENDED JULY 31, 1996 (UNAUDITED)

                                                                       LIMITED          GENERAL
                                                                       PARTNERS         PARTNERS          TOTAL
                                                                     -----------     ------------     -----------
FUND EQUITY AT OCTOBER 31, 1995                                    $   3,016,616    $      40,879    $  3,057,495
(2,140 LIMITED PARTNERSHIP UNITS)

REDEMPTION OF 296 LIMITED
 PARTNERSHIP UNITS                                                      (434,422)                        (434,422)

NET (LOSS) IN FUND EQUITY
  FROM OPERATIONS                                                       (105,673)          (1,932)       (107,605)
                                                                     -----------     ------------     -----------
FUND EQUITY AT JULY 31, 1996                                       $   2,476,521    $      38,947    $  2,515,468
(1,844 LIMITED PARTNERSHIP UNITS)                                    ===========     ============     ===========

NET ASSET VALUE PER UNIT AT
  JULY 31, 1996:                                                                                     $   1,343.02
                                                                                                      ===========

                    THE ACCOMPANYING NOTES ARE AN INTEGRAL
                      PART OF THE FINANCIAL STATEMENTS.

                              THE FUTURE FUND II
                      (An Illinois Limited Partnership)

                           STATEMENTS OF OPERATIONS

         FOR THE NINE MONTHS ENDED JULY 31, 1996 AND 1995 (UNAUDITED)


REVENUES:                                                                            1996             1995
                                                                                  ----------       ----------
  NET REALIZED TRADING GAINS (LOSSES) ON CLOSED
    FUTURES CONTRACTS                                                            $   (63,679)     $  (472,384)
  INCREASE (DECREASE) IN NET UNREALIZED
    APPRECIATION ON OPEN FUTURES CONTRACTS                                            86,756           (8,725)
  INTEREST INCOME                                                                     94,189          163,197
                                                                                  ----------       ----------
                                                                                     117,266         (317,912)
                                                                                  ----------       ----------
EXPENSES:

  BROKERAGE COMMISSIONS                                                              154,354          203,030
  MANAGEMENT FEES                                                                     44,288           45,936
  PROFIT SHARE                                                                         3,529            8,167
  OTHER ADMINISTRATIVE EXPENSES                                                       22,700           12,844
                                                                                  ----------       ----------
                                                                                     224,871          269,977
                                                                                  ----------       ----------
NET INCOME (LOSS)                                                                $  (107,605)     $  (587,889)
                                                                                  ==========       ==========
NET GAIN (LOSS) ALLOCATED TO
    GENERAL PARTNER                                                              $    (1,932)     $    (7,208)
                                                                                  ==========       ==========
NET GAIN (LOSS) ALLOCATED TO
    LIMITED PARTNERS                                                             $  (105,673)     $  (580,681)
                                                                                  ==========       ==========
INCREASE (DECREASE) IN NET ASSET VALUE FOR A
    UNIT OUTSTANDING THROUGHOUT EACH PERIOD                                      $    (66.61)     $   (248.54)
                                                                                  ==========       ==========

                    THE ACCOMPANYING NOTES ARE AN INTEGRAL
                      PART OF THE FINANCIAL STATEMENTS.

                              THE FUTURE FUND II
                      (An Illinois Limited Partnership)

                           STATEMENTS OF OPERATIONS

        FOR THE THREE MONTHS ENDED JULY 31, 1996 AND 1995 (UNAUDITED)


REVENUES:                                                                          1996             1995
                                                                                ----------       ----------
  NET REALIZED TRADING GAINS (LOSSES) ON CLOSED
    FUTURES CONTRACTS                                                          $  (285,564)     $  (110,234)
  INCREASE (DECREASE) IN NET UNREALIZED
    APPRECIATION ON OPEN FUTURES CONTRACTS                                         (91,174)         (73,872)
  INTEREST INCOME                                                                   33,493           56,268
                                                                                ----------       ----------
                                                                                  (343,245)        (127,838)
                                                                                ----------       ----------
EXPENSES:
  BROKERAGE COMMISSIONS                                                             47,400           61,518
  MANAGEMENT FEES                                                                   13,072           15,501
  PROFIT SHARE                                                                      (7,216)           3,365
  OTHER ADMINISTRATIVE EXPENSES                                                      7,050            7,500
                                                                                ----------       ----------
                                                                                    60,306           87,884
                                                                                ----------       ----------
NET INCOME (LOSS)                                                              $  (403,551)     $  (215,722)
                                                                                ==========       ==========
NET GAIN (LOSS) ALLOCATED TO
    GENERAL PARTNER                                                            $    (6,181)     $    (2,732)
                                                                                ==========       ==========
NET GAIN (LOSS) ALLOCATED TO
    LIMITED PARTNERS                                                           $  (397,370)     $  (212,990)
                                                                                ==========       ==========
INCREASE (DECREASE) IN NET ASSET VALUE FOR A
   UNIT OUTSTANDING THROUGHOUT EACH PERIOD                                     $   (213.13)     $   (206.28)
                                                                                ==========       ==========

                    THE ACCOMPANYING NOTES ARE AN INTEGRAL
                      PART OF THE FINANCIAL STATEMENTS.

                              THE FUTURE FUND II
                      (An Illinois Limited Partnership)

                           STATEMENTS OF CASH FLOWS

         FOR THE NINE MONTHS ENDED JULY 31, 1996 AND 1995 (UNAUDITED)


                                                                                    1996            1995
                                                                                 ----------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  NET INCOME (LOSS)                                                             $  (107,605)    $  (587,889)
  ADJUSTMENTS TO RECONCILE NET INCOME (LOSS)
    TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
 (INCREASE) DECREASE IN EQUITY IN FUTURES
     TRADING ACCOUNT                                                                543,372       1,016,439
  INCREASE (DECREASE) IN ACCRUED EXPENSES                                            (1,345)        (68,035)
                                                                                 ----------      ----------
     NET CASH PROVIDED BY OPERATING ACTIVITIES                                      434,422         360,515


  REDEMPTION OF LIMITED PARTNERSHIP UNITS                                           434,422         366,145
                                                                                 ----------      ----------
NET CHANGE IN CASH                                                                        0          (5,630)

CASH - BEGINNING OF YEAR                                                                  0           5,630
                                                                                 ----------      ----------
CASH - END OF YEAR                                                            $           0    $          0
                                                                                 ==========      ==========

                    THE ACCOMPANYING NOTES ARE AN INTEGRAL
                       PART OF THE FINANCIAL STATEMENTS

                               THE FUTURE FUND II

                       (An Illinois Limited Partnership)


                    NOTES TO FORM 10-Q FINANCIAL STATEMENTS


1. The financial information included herein, other than the condensed Statement of Financial Condition as of October 31, 1995, has been prepared by management without audit by Independent Certified Public Accountants. The condensed Statement of Financial Condition as of July 31, 1996 has been derived from the audited financial statements as of October 31, 1995. The interim financial statements do not include all the disclosures contained in the annual financial statements. The information furnished includes all adjustments which are, in the opinion of management, necessary for a fair statement of results for the interim periods. The results of operations as presented, however, should not be considered indicative of the results to be expected for the entire year.

                               THE FUTURE FUND II

                       (An Illinois Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS, Continued

ITEM 2,  Management's Discussion and Analysis of Financial
         Condition and Operating Results for the nine months ended July 31, 1996.

                             July 31, 1996   October 31, 1995

Ending Equity  (Note A)        $2,515,468       $3,057,495

NOTE A:

     Ending equity at July 31, 1996 is lower than ending equity at October 31, 1995 due to the redemption of limited partnership units and unprofitable trading.

                             Nine months ended    Nine months ended
                             July 31, 1996        July 31, 1995

Change in net unrealized
trading gains (losses) on
open futures contracts          $86,756               $(8,725)
(Note B)

     Change in net unrealized trading gains (losses) on open futures contracts for the nine months ended July 31, 1996 is higher than change in net unrealized trading gains (losses) on open futures contracts for the nine months ended July 31, 1995 due to more profitable trading during the period.

                             Three months ended    Three months ended
                             July 31, 1996         July 31, 1995

Net realized trading
gains (losses) on closed
futures contracts
(Note B)                       $(285,564)              $(110,234)

NOTE B:

     Net realized trading gains (losses) on closed futures contracts for the three months ended July 31, 1996 is lower than net realized trading gains (losses) on closed futures contracts for the three months ended July 31, 1995 due to less profitable trading during the period.

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